Form 10-K/A
period 2000-12-31
STRUCTURED ASSET SECURITIES CORP MO PA TH CE SE 2000-BC2
filed 2002-07-31
CIK 1115956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-35026-01

           Amortizing Residential Collateral Mortgage Trust
           Mortgage Pass-Through Certificates
           Series  2000-BC2 Trust
        (Exact name of registrant as specified in its charter)



New York                          52-2291464
                                  52-2291470
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
(Address of principal executive offices)     (ZIP Code)


Registrant's telephone number, including area code:
     (410) 884-2000

Securities to be registered pursuant to Section 12(b) of the Act:

     N/A

Securities to be registered pursuant to Section 12(g) of the Act:

     N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No ___


This Amendment No.1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 19, 2001, on behalf of Amortizing Residential Collateral Trust Series 2000-BC2 established pursuant to the Trust Agreement among Structured Asset Securities Corp. as Depositor, Lehman Brothers Holding Inc. as Seller, Norwest Bank Minnesota, National Association as Master Servicer, The Murrayhill Company, as Loss Mitigation Advisor, First Union National Bank, as Trustee, and Federal Home Loan Mortgage Corporation as Guarantor pursuant to which the Amortizing Residential Collateral Trust Series 2000-BC2 Trust registered under the Securities Act of 1933
(the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   Ocwen Federal Bank FSB <F1>
                     b)   Option One <F1>
                     c)   Wells Fargo Home Mortgage, Inc. <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)  Ocwen Federal Bank FSB <F1>
                     b)  Option One <F1>
                     c)  Wells Fargo Home Mortgage Inc. <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  Ocwen Federal Bank FSB <F1>
                     b)  Option One         <F3>
                     c)  Wells Fargo Home Mortgage Inc. <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 9, 2000, December 11, 2000, and January 8, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Amortizing Residential Collateral Mortgage Trust
Mortgage Pass-Through Certificates
Series  2000-BC2 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 16, 2002



Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Ocwen Federal Bank FSB <F1>
                     b)   Option One <F1>
                     c)   Wells Fargo Home Mortgage Inc. <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Ocwen Federal Bank FSB <F1>
                     b)   Option One <F1>
                     c)   Wells Fargo Home Mortgage Inc. <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Ocwen Federal Bank FSB <F1>
                     b)   Option One <F3>
                     c)   Wells Fargo Home Mortgage Inc. <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


   EX-99.1 (a)






    PRICEWATERHOUSECOOPERS   (logo)


    PricewaterhouseCoopers LLP
    200 East Las Olas Boulevard
    Suite 1700
    Ft. Lauderdale FL 33301
    Telephone (954) 764 7111
    Facsimile (954) 525 4453

          INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

    To the Board of Directors of
    Ocwen Federal Bank FSB

    We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to account reconciliations and interest on escrows described in the third paragraph, Ocwen Federal Bank FSB ("the Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP') as of and for the year ended December 31, 2000. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

    Our examination disclosed noncompliance with minimum servicing standards related to account reconciliations and interest on escrows applicable to the Bank during the year ended December 31, 2000. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

    In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



    PricewaterhouseCoopers LLP
    Fort Lauderdale, Florida
    March 30, 2001


   EX-99.1 (b)

    PRICEWATERHOUSECOOPERS (logo)

    PricewaterhouseCoopers LLP
    4675 MacArthur Court Suite 1600
    Newport Beach CA 92660-9881
    Telephone (949) 251 7200
    Facsimile (949) 474 4382

    Report of Independent Accountants

    To Option One Mortgage Corporation

    We have examined management's assertion about Option One Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended
    April 30, 2000 included in the accompanying management assertion. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express and opinion on management's assertion about the entity's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards performing such other procedures as we considered necessary in the circumstances.
    We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

    In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended April 30, 2000 is fairly stated, in all material respects.



    Pricewaterhouse Coopers LLP
    June 12, 2000




EX-99.1 (c)



2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion about Wells Fargo Home Mortgage's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

January 16, 2001



   EX-99.2 (a)


   0 C W E N     (logo)

   MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP




    March 30,2001

    As of and for the year ended December 31, 2000, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

      Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within fortyfive (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

      Certain reconciling items which arose during the year ended December 31, 2000 were not specifically identified and/or were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Company, and the Company believes these items will not have a material impact on the status of any custodial accounts.

      Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

      Interest on escrow accounts in one state was not paid, or credited, to mortgagors in accordance with the applicable state law during the year ended December 31, 2000. Interest in escrow was paid on an annual basis rather than on a quarterly basis.

    As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.

    Ronald M. Faris
    President

    Scott W. Anderson
    Vice Presidentof Residential Assets

    Arthur J. Castner
    Vice President, Mortgage & Servicing Operations

    James D. Campbell
    Director of Investor Reporting



   EX-99.2 (b)


OPTION ONE   (logo)
MORTGAGE CORPORATION

Exhibit 1

Management Assertion

As of and for the period endded April 30,2001, Option One Mortgage Corporation (the Company) has complied in all material with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $5, 000,000.


William L. O'Neill, CFO

June 15, 2001
Date



   EX-99.2 (c)

    Wells Fargo Home Mortgage   (logo)

    1 Home Campus
    Des Moine, IA 50328-0001


    Management Assertion



      As of, and for the year ended December 31,2000, Wells Fargo Home Mortgage has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage had in effect a fidelity bond along with an errors and omissions policy in the amounts of $50 million and $10 million, respectively.



     Pete Wissinger                                    January 16, 2001
     Chief Exicutive                                   Date


     Geoff Dreyer                                      January 16, 2001
     Chief Financial Officer                           Date


     Mike Heid                                         January 16, 2001
     Executive Vice President Loan Servicing           Date






   EX-99.3 (a)


    0 C W E N    (logo)



    OFFICER'S CERTIFICATION ON ANNUAL STATEMENT AS TO COMPLIANCE


    March 30, 2001

    Pursuant to the applicable sections of the Servicing Agreements, I, Scott W. Anderson as officer of Ocwen Federal Bank FSB (the "Bank") confirm that a review of the activities of the Bank ended December 31, 2000 and of performance under the Servicing Agreements has been made under my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreements throughout the period, other than as noted in the Management Assertion on Compliance With USAP.

    Scott W. Anderson

    Vice President Residential Assets


   EX-99.3 (c)

      WELLS FARGO HOME MORTGAGE (Logo)
      One Home Campus
      Des Moines, IA 50328-0001



      March 20, 2001



      Re: 2000 Annual Certification

      We hereby certify to the best of our knowledge and belief that for the calendar year of 2000:

      1. All real estate taxes, bonds assessments and other lienable items have been paid.

      2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

      3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement or those of a normal prudent lender if not specified, and those premiums due have been paid.

      4. We have made all property inspections as required.

      5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

     6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.




      Sincerely,


      John B. Brown
      Vice President
      Wells Fargo Home Mortgage, Inc.